Form 10-K
period 2019-11-03
John Deere Owner Trust 2018
filed 2020-01-24
CIK 1729757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended NOVEMBER 3, 2019

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

JOHN DEERE OWNER TRUST 2018

	By:	John Deere Capital Corporation
(Servicer)

	By:	/s/ Rajesh Kalathur
Rajesh Kalathur
President

Dated: January 24, 2020